Form 10-K
period 2002-12-31
CHASE MANHATTAN BANK CHASE CREDIT CARD OWNER TRUST 2001 3
filed 2003-03-31
CIK 1142151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2002

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

                        Commission file number 333-84400

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
YES    X                            NO
    -------                            -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K or any amendment to this Form 10-K.    X
                                                                -------

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

         The aggregate Investor Default Amount for the year ended December 31, 2002 was $50,236,798.00. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $460,023,864.00, or 1.40% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $349,794,290.00, or 1.07% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $662,677,561.00, or 2.02% of all Receivables, were delinquent 90 days or more.


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

         As of December 31, 2002, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each class of Notes issued by the Trust was as follows:

       Class                                         No. of Holders
     ---------                                       ------------------
         A                                           12
         B                                           8
         C                                           6

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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

Chase Credit Card Owner Trust     Name & Address of Participant                Original Certificate    % Class
Series 2001-3                                                                     Principal Balance

Class A                           The Bank of New York                                 $157,100,000     20.95%
                                  One Wall Street
                                  New York, NY  10286

                                  Boston Safe Deposit and Trust Company                 $65,750,000      8.77%
                                  525 William Penn Place, Suite 3148
                                  Pittsburgh, PA  15259

                                  Citibank, N.A.                                        $70,300,000      9.37%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610

                                  Deutsche Bank Trust Company Americas                  $40,000,000      5.33%
                                  648 Grassmere Park Road
                                  Nashville, TN  37211

                                  JPMorgan Chase Bank                                  $123,000,000     16.40%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254

                                  State Street Bank and Trust Company                  $136,900,000     18.25%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171

                                  UBS AG                                                $79,700,000     10.63%
                                  677 Washington Blvd
                                  Stamford, CT  06901

Class B                           The Bank of New York                                  $23,900,000     38.24%
                                  One Wall Street
                                  New York, NY  10286

                                  Barclays Global Investors N.A/                        $12,500,000     20.00%
                                  Investors Bank & Trust
                                  980 9th Street, 6th Floor
                                  Sacramento, CA  95814



                                  Boston Safe Deposit and Trust Company                  $9,550,000     15.28%
                                  525 William Penn Place, Suite 3148
                                  Pittsburgh, PA  15259

                                  Citibank, N.A.                                         $4,350,000      6.96%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610

                                  JPMorgan Chase Bank                                    $8,950,000     14.32%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254

Class C                           The Bank of New York                                   $5,000,000      6.22%
                                  One Wall Street
                                  New York, NY  10286

                                  Bank One Trust Company, N.A.                           $8,357,000     10.40%
                                  340 South Cleveland Ave.
                                  Building 350
                                  Columbus, OH  43240

                                  Citibank, N.A.                                        $23,000,000     28.62%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610

                                  JPMorgan Chase Bank                                   $27,000,000     33.60%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254

                                  State Street Bank and Trust Company                    $7,000,000      8.71%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171

                                  Wells Fargo Bank Minnesota, N.A.                      $10,000,000     12.44%
                                  c/o ADP Proxy Services
                                  51 Mercedes Way
                                  Edgewood, NY 11717



Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of Form
                  8-K

                  (a) Exhibits.

                           The following documents are filed as part of this
Annual Report on Form 10-K.

                  Exhibit Number:            Description:
                  ---------------------      ------------------------

                  99.1                       Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

                  99.2                       Management Report on Internal Controls.

                  99.3                       Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.

                  99.4                       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                  (b) Reports on Form 8-K.

                           The following reports were filed on Form 8-K during
the last quarter of 2002:

                  Date                      Items Reported             Financial Statements
                  ------------              ---------------------               -----------------------------
                  10/01/2002                5, 7                       Monthly report to Noteholders
                                                                       dated 9/16/2002

                  10/22/2002                5, 7                       Monthly report to Noteholders
                                                                       dated 10/15/2002

                  11/15/2002                5, 7                       Monthly report to Noteholders
                                                                       dated 11/15/2002

                  12/17/2002                5, 7                       Monthly report to Noteholders
                                                                       dated 12/16/2002

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 2003


                            Chase Credit Card Owner Trust 2001-3

                            by: Chase Manhattan Bank USA, National Association, as Servicer


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

                                INDEX TO EXHIBITS

Exhibit Number:          Description:
---------------------    ------------------------

99.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

99.2                     Management Report on Internal Controls.

99.3                     Annual Independent Accountants Report pursuant to
                         Section 3.06 of the Agreement.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.