Form 10-K
period 2003-12-31
CHASE MANHATTAN BANK CHASE CREDIT CARD OWNER TRUST 2001 3
filed 2004-03-30
CIK 1142151

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -----------------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

                        Commission file number 333-74303

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

      NONE
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:
YES    X                            NO _____
    -------

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

         The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued notes.

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

         The aggregate Investor Default Amount for the year ended December 31, 2003 was $55,887,013.00. There were no Investor Charge-offs for the same period. As of December 31, 2003, Accounts designated for the Master Trust having an aggregate balance of $498,868,199.00, or 1.37% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $378,768,146.00, or 1.04% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $750,570,394.00, or 2.06% of all Receivables, were delinquent 90 days or more.

         The aggregate amount of interest distributions made to the Noteholders for the year ended December 31, 2003 was $12,402,583. No principal distributions were made to the Noteholders.

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

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The Bank is the beneficial owner of the Trust and the assets of the Trust are represented by the series certificate registered in the name of the Trust. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                      No. of Holders
         -----                      --------------
           A                          14
           B                           8
           C                           9

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

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Notes:

----------------------------------------------------------------------------------------------------------------------
Chase Credit Card Owner       Name & Address of Participant                              Original Note        % Class
Trust Series 2001-3                                                                  Principal Balance
----------------------------------------------------------------------------------------------------------------------
Class A                       JPMorgan Chase Bank/                                    $    170,450,000         22.73%
                              Broker Clearance Department
                              4 New York Plaza - 21st Floor
                              New York, NY  10004
----------------------------------------------------------------------------------------------------------------------
                              The Bank of New York                                    $    162,330,000         21.64%
                              One Wall Street
                              New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                              State Street Bank and Trust Company                     $     79,285,000         10.57%
                              1776 Heritage Dr.
                              Global Corporate Action Unit JAB 5NW
                              No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                              The Northern Trust Company                              $     78,250,000         10.43%
                              801 S. Canal C-IN
                              Chicago, IL  60607
----------------------------------------------------------------------------------------------------------------------
                              JPMorgan Chase Bank                                     $     73,400,000          9.79%
                              Proxy/Class Actions/Bankruptcy
                              14201 Dallas Pkwy
                              Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                              Citibank, N.A.                                          $     69,650,000          9.29%
                              3800 Citibank Center B3-15
                              Tampa, FL  33610
----------------------------------------------------------------------------------------------------------------------
                              Investors Bank & Trust Company                          $     60,900,000          8.12%
                              200 Clarendon St, 9th Floor
                              Corporate Actions Unit/TOP57
                              Boston, MA  02116
----------------------------------------------------------------------------------------------------------------------
Class B                       The Bank of New York                                    $     28,900,000         46.24%
                              One Wall Street
                              New York, NY  10286
----------------------------------------------------------------------------------------------------------------------
                              Barclays Global Investors N.A/                          $     12,500,000         20.00%
                              Investors Bank & Trust
                              980 9th Street, 6th Floor
                              Sacramento, CA  95814
----------------------------------------------------------------------------------------------------------------------
                              JPMorgan Chase Bank                                     $      8,950,000         14.32%
                              Proxy/Class Actions/Bankruptcy
                              14201 Dallas Pkwy
                              Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                              Mellon Trust of New England, NA                         $      6,200,000          9.92%
                              525 William Penn Place, Suite 3148
                              Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                              SSB - Bank Portfolio                                    $      3,450,000          5.52%
                              1776 Heritage Drive
                              Global Corporate Action Unit JAB 5NW
                              North Quincy, MA  02171
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Class C                       Bank of Tokyo-Mitsubishi Trust Company                  $     23,000,000         28.62%
                              Trust Operations Dept. Plaza 3
                              Jersey City, NJ  07311-1904
----------------------------------------------------------------------------------------------------------------------
                              Pershing LLC                                            $      8,257,000         10.28%
                              International Services Division
                              1 Pershing Plaza
                              Jersey City, NJ  07399
----------------------------------------------------------------------------------------------------------------------
                              Mellon Trust of New England, NA                         $      6,770,000          8.42%
                              525 William Penn Place, Suite 3148
                              Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------------------------
                              JPMorgan Chase Bank                                     $     16,210,000         20.17%
                              Proxy/Class Actions/Bankruptcy
                              14201 Dallas Pkwy
                              Dallas, TX  75254
----------------------------------------------------------------------------------------------------------------------
                              State Street Bank and Trust Company                     $     14,560,000         18.12%
                              1776 Heritage Dr.
                              Global Corporate Action Unit JAB 5NW
                              No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------------------------
                              Wells Fargo Bank Minnesota, N.A.                        $     10,000,000         12.44%
                              c/o ADP Proxy Services
                              51 Mercedes Way
                              Edgewood, NY 11717
----------------------------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a)      Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K.

    Exhibit
    Number:     Description:
    --------    -------------

    99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

    99.2        Annual Certification of the Administrator for the Owner
                Trust.

    99.3        Management Report on Internal Controls of the Master Trust.

    99.4        Management Report on Internal Controls of the Owner Trust.

    99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

    99.6        Annual Independent Accountants Report of the Owner Trust.

    99.7        Certification pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002.


    (b) Reports on Form 8-K.

    The following reports were filed on Form 8-K during the last quarter 2003:

      Date           Items Reported     Financial Statements
   ------------      --------------     -----------------------------
   09/16/2003        5, 7               Monthly report to Noteholders
                                        dated 9/15/2003

   10/17/2003        5, 7               Monthly report to Noteholders
                                        dated 10/15/2003

   11/19/2003        5, 7               Monthly report to Noteholders
                                        dated 11/17/2003

   12/18/2003        5, 7               Monthly report to Noteholders
                                        dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 2004


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

                                INDEX TO EXHIBITS

Exhibit Number:     Description:
---------------     ------------------------

  99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

  99.2              Annual Certification of the Administrator for the Owner
                    Trust.

  99.3              Management Report on Internal Controls of the Master Trust.

  99.4              Management Report on Internal Controls of the Owner Trust.

  99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

  99.6              Annual Independent Accountants Report of the Owner Trust.

  99.7              Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.